Form 10QSB
period 2007-06-30
Ascension Energy, Inc
filed 2007-08-21
CIK 1349879

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION
13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended June 30, 2007


[   ] TRANSITION REPORT PURSUANT TO SECTION
13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from

Commission File No. _____________

Ascension Energy, Inc.
(Name of Small Business Issuer in its charter)

Colorado
-------------------
(State or other jurisdiction of
(I.R.S. employer
incorporation or formation)
identification number)

3755 Avocado Blvd, #229
La Mesa, CA 91941
 (Address of principal executive offices) (Zip
Code)

Issuer's telephone number: (619) 659-8297
Issuer's facsimile number: (619) 399-5900

No change
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
Ascension Energy, Inc.
3755 Avocado Blvd., #229
La Mesa, CA 91941

Check whether the issuer (1) filed all reports required to
be filed by Section 13 or 15(d) of the Exchange Act
during the preceding 12 months (or for such shorter
period that the issuer was required to file such reports),
and (2) has been subject to such filing requirements for
the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell
company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2007:
1,390,000 shares of common stock.


ASCENSION ENERGY, INC.

FINANCIAL STATEMENTS
(Unaudited)

June 30, 2007


ASCENSION ENERGY, INC.
(A Development Stage Enterprise)
INDEX TO INTERIM AND UNAUDITED FINANCIAL
STATEMENTS
June 30, 2007
(Unaudited)


Page


Financial Statements



Balance Sheet
F-1


Statements of Operations
F-2


Statements of Stockholder's Equity
F-3


Statements of Cash Flows
F-4




Notes to Financial Statements
F-5 -
F-6























ASCENSION ENERGY, INC.
(A Development Stage Enterprise)
BALANCE SHEET
JUNE 30, 2007



June 30,
2007

December
31, 2006



(Unaudited)

(Audited)







ASSETS















 Total assets

$
-

$
-









LIABILITIES AND
STOCKHOLDER'S EQUITY















Commitment and contingencies

$
-

$
-









Stockholder's equity


-


-

Preferred stock, $.001 par value,







 authorized 20,000,000 shares,
none issued







Common stock, $.001 par value,







 authorized 100,000,000 shares,


1,390


1,390

 1,390,000 issued and
outstanding







Additional paid in capital


-


-

Deficit accumulated during the
development stage


(1390)


(1390)









 Total stockholder's equity















 Total liabilities and
stockholder's equity


-


-











$
-

$
-


The accompanying notes are an integral part of these financial statements

ASCENSION ENERGY, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF
OPERATIONS
(Unaudited)

 Income
For the
six
months
ended
June 30,
2007
and 2006
For the three
months
ended
June 30,
2007
and 2006

               For the
period
D             December
29, 2005
             (Inception)
through
             June 30, 2007







Revenue
 $
-
$
-

$
-

Expenses
 $
-
$
-

$
-

General and
Administrative
 $
-

-

$
1,390

Total Expenses
 $
-
$
-

$
  ($1,390)

Net Loss





(1390)

Net loss per share
(basic and diluted)
 $
$


$
 (.00)

Weighted average
shares outstanding
(basic and diluted)
 $
1,390,000

1,390,000


1,390,000


The accompanying notes are an integral part of these financial statements

ASCENSION ENERGY, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF
CHANGES IN STOCKHOLDER'S EQUITY
For the period from December 29, 2005 (Inception) to
June 30, 2007
(Unaudited)





Additional
Paid-in
Capital
Deficit
accumulated
Total


Common Stock





Shares
Amount



Issuance of Common
Stock







Balance December 29,
2005

0
0
0
0

0
Shares issued in Lieu of
Services, December 29,
2005

1,390,000
$1,390.00
$0.00
$0.00

$1,390.00








2005 Net Loss




($1,390.00)

($1,390.00)
Balance at December 31,
2006







   June 30, 2007

1,390,000
$1,390.00
$0.00
($1,390.00)

0.00








	Additional Paid-in
Capital 	Deficit accumulated 	Total


	The accompanying notes are an integral part of these financial statements

ASCENSION ENERGY, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF
CASH FLOWS
(Unaudited)



For the
six
months
ended
June
30,
2007
and
2006

For the
period
December
29, 2005
(Inception)
through
June 30,
2007







Cash flows from operating activities







Net Loss

$
-

$
(1,390)

Shares issued in lieu of Services





1390









 Cash flows used in operating
activities


-


-0-

















Net increase in cash


-


-









Cash, beginning of period


-


-









Cash, end of period

$
-

$
-









SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:







Cash paid during the period for:







Interest


-


-

Income taxes


-


-



































The accompanying notes are an integral part of these financial statements




ASCENSION ENERGY, INC.
(A Development Stage Enterprise)
NOTES TO INTERIM AND UNAUDITED
FINANCIAL STATEMENTS
June 30, 2007

NOTE 1 - Organization and Significant Accounting
Policies

Nature of Operations

Ascension Energy, Inc. ("the Company") was incorporated in the State of Colorado on December 29, 2005 and has been inactive since inception. The company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. It is currently in its development stage.

As a blank check company, the Company's business is to pursue a business combination through acquisition, or merger with, an existing company. As of the date of the financial statements, the Company has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Since inception, the Company has been engaged in organizational efforts.

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company's management, are necessary to present fairly the Company's financial position as of June 30, 2007, the results of its operations for the three and six months ended June 30, 2007, and 2006 and from the date of inception (December 29, 2005) through June
30, 2007, and cash flows for the six months ended June
30, 2007, and 2006 and from the date of inception
(December 29, 2005) through June 30, 2007.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-K to the Securities and Exchange Commission for the year ended December
31, 2006

The results of operations and cash flows for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year's operation.

NOTE 2 - SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

BASIS OF PRESENTATION - DEVELOPMENT
STAGE COMPANY

The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage
Enterprise" as set forth in Financial Accounting Standards
Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.





ACCOUNTING METHOD

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

BASIC EARNINGS (LOSS) PER SHARE

In February 1997, the FASB issued SFAS No. 128,
"Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB
No. 15, and requires the presentation of basic earnings
(loss) per share and diluted earnings (loss) per share. The
Company has adopted the provisions of SFAS No. 128.

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 3 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of the date of these financial statements, the Company has made no efforts to identify a possible business combination.

The Company's shareholder shall fund the Company's activities while the Company takes steps to locate and negotiate with a business entity through acquisition, or merger with, an existing company; however, there can be no assurance these activities will be successful.

NOTE 4 -  SHAREHOLDER'S EQUITY

On January 1, 2006, the Board of Directors issued
1,390,000 shares of common stock for $1,390 in services to the founding shareholder of the Company to fund organizational start-up costs.

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2007:

   -   Common stock, $ 0.001 par value: 100,000,000
shares authorized;
       1,390,000 shares issued and outstanding;

   - Preferred stock, $ 0.001 par value: 20,000,000 shares authorized; but not issued and outstanding.




Item 2. Management's Discussion and Analysis of
Financial Conditions and Results of Operations Plan of
Operation

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for- assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

The Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination.
The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance. However, if the Company cannot effect a non-cash acquisition, the Company may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the Company would obtain any such equity funding.

The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings.
Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

Results of Operation

The Company did not have any operating income nor any operating expenses for the three and six months ended
June 30, 2007 or 2006.

Liquidity and Capital Resources

At June 30, 2007 and 2006, three months and six months ended, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.
Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited.
Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest.
Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

The Company and or shareholders will supervise the search for target companies as potential candidates for a business combination. The Company and or shareholders may pay as their own expenses any costs incurred in supervising the search for a target company. The
Company and or shareholders may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer
(collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

        None

Item 3. Defaults Upon Senior Securities.

        None

Item 4. Submission of Matters to a Vote of
Security Holders.
No matter was submitted during the quarter ending June
30, 2007, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

        None

Item 6. Exhibits and Reports of Form 8-K.

        (a) Exhibits

*3.1

Certificate of Incorporation, as filed with the Colorado Secretary of State on December 29, 2006.



*3.2

By-Laws



31.1

 Certification pursuant to Section 302 of Sarbanes
Oxley Act of 2002



32.1

 Certification pursuant to Section 906 of Sarbanes
Oxley Act of 2002

* Filed as an exhibit to the Company's Registration
Statement on Form 10-SB, as filed with the Securities and Exchange Commission on October 4, 2006, and incorporated herein by this reference.

        (b) Reports of Form 8-K

        None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: August 7, 2007
Ascension Energy, Inc.
By: /s/ Walter Reed
President



















Exhibit 31.1

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND
CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002


I, Walter Reed, certify that:

1 I have reviewed this Form 10-QSB of Ascension
Energy, Inc. (the "Company");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial
statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods present in this report;

4. The small business issuers other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the small business issuer and have:

        (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        (b) Designed such internal control over
financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

        (c) Evaluated the effectiveness of the
small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        (d) Disclosed in this report any change in the small business issuer's internal control over financing reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
        (a) All significant deficiencies and
material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

        (b) Any fraud, whether or not material,
that involved management or other employees who have a significant rile in the small business issuer's internal control over financial reporting.


Dated: August 7, 2007

Ascension Energy, Inc.

By: /s/ Walter Reed
Chief Executive Officer and
Chief Financial Officer

































Exhibit 32.1


CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report
On Form 10-QSB of Ascension Energy, Inc. (the
"Company") for the quarter ending June 30, 2007, I,
Norman Reed, Chief Executive Officer and Chief
Financial Officer of the Company hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

        1. Such Quarterly Report on Form 10-QSB for the quarter ending June 30, 2007, fully complies with the requirements of section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

        2. The information contained in such Quarterly
Report on Form 10-QSB for the quarter ending June 30, 2007, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 7, 2007

Ascension Energy, Inc.

By: /s/ Walter Reed
Chief Executive Officer and
Chief Financial Officer