Form 10-Q
period 2007-09-30
Ascension Energy, Inc
filed 2007-11-20
CIK 1349879

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007


[   ] TRANSITION REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from

Commission File No  000-52249

Ascension Energy, Inc.
(Name of Small Business Issuer in its charter)

Colorado
-------------------
(State or other jurisdiction
of
(I.R.S. employer
incorporation or formation)
identification number)

3809 West Burbank Blvd.
Burbank, CA 91505
 (Address of principal executive offices) (Zip
Code)

Issuer's telephone number: 877-565-0515
Issuer's facsimile number: 302-861-3738

3755 Avocado Blvd., #229
La Mesa, CA 91941
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
Ascension Energy, Inc.
3809 West Burbank Blvd.
Burbank, CA 91505

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2007: 1,390,000 shares of common stock.


ASCENSION ENERGY, INC.

FINANCIAL STATEMENTS
(Unaudited)

September 30, 2007


ASCENSION ENERGY, INC.
(A Development Stage Enterprise)
INDEX TO INTERIM AND UNAUDITED
FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)


Page


Financial Statements



Balance Sheet
F-1


Statements of Operations
F-2


Statements of Stockholder's Equity
F-3


Statements of Cash Flows
F-4




Notes to Financial Statements
F-5 -
F-6
























ASCENSION ENERGY, INC.
(A Development Stage Enterprise)
BALANCE SHEET
SEPTEMBER 30, 2007



September
30, 2007




(Unaudited)







ASSETS











 Total assets

$
-








LIABILITIES AND
STOCKHOLDER'S EQUITY











Commitment and contingencies

$
-








Stockholder's equity


-


Preferred stock, $.001 par value,





 authorized 20,000,000 shares,
none issued





Common stock, $.001 par value,





 authorized 100,000,000 shares,


1,390


 1,390,000 issued and outstanding





Additional paid in capital


-


Deficit accumulated during the
development stage


(1390)








 Total stockholder's equity











 Total liabilities and stockholder's
equity


-










$
-



The accompanying notes are an integral part of these financial statements

ASCENSION ENERGY, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF
OPERATIONS
(Unaudited)

 Income
For the
nine
months
ended
September
30, 2007
and 2006


               For the
period
D             December
29, 2005
             (Inception)
through
             September 30,
2007






Revenue
 $
-

$
-

Expenses
 $
-

$
-

General and
Administrative
 $
-

$
1,390

Total Expenses
 $
-

$
  ($1,390)

Net Loss



(1390)

Net loss per share (basic
and diluted)
 $

$
 (.00)

Weighted average shares
outstanding (basic and
diluted)
 $
1,390,000


1,390,000


The accompanying notes are an integral part of these financial statements

ASCENSION ENERGY, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF
CHANGES IN STOCKHOLDER'S EQUITY
For the period from December 29, 2005 (Inception) to
September 30, 2007
(Unaudited)

, ,  ,  , Additional Paid-in Capital , Deficit accumulated ,
Total
, , Common Stock , , ,
, , Shares , Amount , , ,
Issuance of Common Stock , , , , , , ,
Balance December 29, 2005, , 0, 0, 0, 0, , 0
Shares issued in Lieu of expenses paid, December 29,
2005  , , 1,390,000, $1,390.00, $0.00, $0.00, , $1,390.00
, , , , , , ,
Net Loss , , , , , ($1,390.00), , ($1,390.00)
Balance at December 31, 2006, , , , , , ,
  and September 30, 2007, , 1,390,000, $1,390.00, $0.00,
($1,390.00), , 0.00
, , , , , , ,
	Additional Paid-in
Capital  Deficit accumulated 	Total


	The accompanying notes are an integral part of these financial statements

ASCENSION ENERGY, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF
CASH FLOWS
(Unaudited)



For the
nine
months
ended
September
30, 2007
and 2006

For the
period
December
29, 2005
(Inception)
through
September
30, 2007







Cash flows from operating
activities







Net Loss

$
-

$
(1,390)

Shares issued in lieu of expenses
paid





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

Income taxes


-


-



































The accompanying notes are an integral part of these financial statements




ASCENSION ENERGY, INC.
(A Development Stage Enterprise)
NOTES TO INTERIM AND UNAUDITED
FINANCIAL STATEMENTS
September 30, 2007

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

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company's management, are necessary to present fairly the Company's financial position as of September 30, 2007, the results of its operations for the three and nine months ended
September 30, 2007, and 2006 and from the date of inception (December 29, 2005) through September 30,
2007, and cash flows for the nine months ended
September 30, 2007, and 2006 and from the date of inception (December 29, 2005) through September 30,
2007.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations and cash flows for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year's operation.

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

NOTE 4 -  SHAREHOLDER'S EQUITY

On December 29, 2005, the Board of Directors issued
1,390,000 shares of common stock for $1,390 for expenses paid to the founding shareholder of the Company to fund organizational start-up costs.

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2007:

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

Results of Operation

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from December 29, 2005 (inception) to
September 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Liquidity and Capital Resources

At September 30, 2007 and 2006, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.
Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited.
Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest.
Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

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

Item 3. Controls and Procedures

The management of the Company, including the principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of September 30, 2007. Based on that evaluation, the principal executive and financial officer concluded that as of September 30, 2007, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our chief executive and financial officer, to allow timely decisions regarding required disclosure. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 2.  Unregistered Sales of Equity Securities
and Use of Proceeds.

In connection with the Company's organization, on December 29, 2005, Mr. Walter Reed was issued
1,390,000 shares of restricted common stock in exchange for $1,390 in cash which paid for the State incorporation fees, accounting and annual resident agent fee in Colorado

The foregoing purchase and sale to this sophisticated person (officer and director) who had superior access to all corporate and financial information were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) on the basis that the transaction did not involve a public offering.

Item 3. Defaults Upon Senior Securities.

       None

Item 4. Submission of Matters to a Vote of
Security Holders.
No matter was submitted during the quarter ending
September 30, 2007, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

Dated: November 11, 2007
Ascension Energy, Inc.
By: /s/ Walter Reed
President













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

       (b) Evaluated the effectiveness of the
small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       (c) Disclosed in this report any change in the small business issuer's internal control over financing reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
       (a) All significant deficiencies and
material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

       (b) Any fraud, whether or not material,
that involved management or other employees who have a significant rile in the small business issuer's internal control over financial reporting.


Dated: November 11, 2007

Ascension Energy, Inc.

By: /s/ Walter Reed
Chief Executive Officer and
Chief Financial Officer





































Exhibit 32.1


CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report
On Form 10-QSB of Ascension Energy, Inc. (the
"Company") for the quarter ending September 30, 2007, I, Walter Reed, Chief Executive Officer and Chief
Financial Officer of the Company hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

       1. Such Quarterly Report on Form 10-QSB for the quarter ending September 30, 2007, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       2. The information contained in such Quarterly
Report on Form 10-QSB for the quarter ending
September 30, 2007, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 11, 2007

Ascension Energy, Inc.

By: /s/ Walter Reed
Chief Executive Officer and
Chief Financial Officer