Form 10-Q
period 2008-03-31
SKIN NUTRITION INTERNATIONAL, INC
filed 2008-06-10
CIK 1349879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER 0-52526

SKIN NUTRITION INTERNATIONAL, INC.
 (Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	26-0525905 (I.R.S. Employer Identification No.)

410 Park Avenue, 15th Floor, New York, NY 10022
 (Address of principal executive offices, Zip Code)

(212) 231-8355
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                             Accelerated filer ☐
Non-accelerated filer   ☐                                                                             Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

The number of shares of registrant’s common stock outstanding, as of June 9, 2008 was 41,700,000

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements. (unaudited)

SKIN NUTRITION INTERNATIONAL, INC.
FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

SKIN NUTRITION INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENTS (UNAUDITED)

Page

Balance Sheets as of March 31, 2008 and December 31, 2007	F-3

Statements of Operations for the Three Months Ended March 31, 2008 and 2007	F-4

Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2008 and the Years Ended December 31, 2007 and 2006	F-5

Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007	F-6

Notes to Financial Statements	F-7 - F-19

SKIN NUTRITION INTERNATIONAL, INC.
(FORMERLY ASCENSION ENERGY, INC)
BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2008	2007
	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$-	$-
Accounts receivable - trade	40,895	-
Inventory	183,317	-

Total Current Assets	224,212	-

TOTAL ASSETS	$224,212	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses, related parties (Note 8)	$31,817	$-
Accounts payable and accrued expenses, non-related parties	6,000	-
Notes payable - related parties (Note 5, 8)	191,589	-
Total Current Liabilities	229,406	-

TOTAL LIABILITIES	229,406	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001, par value, 20,000,000 shares
authorized, none issued and outstanding, respectively (Note 6)	-	-
Common stock, $.001 par value, 100,000,000 shares
authorized, 41,700,000 shares issued and outstanding, respectively (Note 6)	41,700	41,700
Additional paid - in capital	2,360	2,360
Accumulated deficit	(49,254)	(44,060)

Total Stockholders' Equity (Deficit)	(5,194)	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$224,212	$-

The accompanying notes are an integral part of the financial statements.

SKIN NUTRITION INTERNATIONAL, INC.
(FORMERLY ASCENSION ENERGY, INC)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)
	2008	2007

OPERATING REVENUES
Revenues	$40,895	$-

COSTS OF REVENUES	11,465	-

GROSS PROFIT	29,430	-

OPERATING EXPENSES
Professional fees and commission expenses	6,000	-
Management fees	15,000	-
General and administrative expenses	815	-
Royalties	2,862	-
Travel and meals expenses	9,947	-
Total Operating Expenses	34,624	-

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(5,194)	-
Provision for income taxes	-	-
NET INCOME (LOSS)	$(5,194)	$-

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$-	$-

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	41,700,000	41,700,000

The accompanying notes are an integral part of the financial statements.

SKIN NUTRITION INTERNATIONAL, INC.
(FORMERLY ASCENSION ENERGY, INC)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD DECEMBER 31, 2006 THROUGH MARCH 31, 2008 (UNAUDITED)

	Preferred Stock		Common Stock		Additional	Accumulated
Description	Shares	Amount	Shares	Amount	Paid - In Capital	Deficit	Total

Balance, December 31, 2006	$-	$-	41,700,000	$41,700	-	$(41,700)	$-

Contributed capital for services	-	-	-	-	2,360	-	2,360

Net loss for the year ended December 31, 2007	-	-	-	-	-	(2,360)	(2,360)

Balance, December 31, 2007	-	-	41,700,000	41,700	2,360	(44,060)	-

Net loss for the three months ended March 31, 2008	-	-	-	-	-	(5,194)	(5,194)

Balance, March 31, 2008	$-	$-	41,700,000	$41,700	$2,360	$(49,254)	$(5,194)

Note: Stock forward-split 30:1 occurred on Mar 7, 2008 with 1,390,000 shares issued and outstanding

The accompanying notes are an integral part of the financial statements.

SKIN NUTRITION INTERNATIONAL, INC.
(FORMERLY ASCENSION ENERGY, INC)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(5,194)	$-
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:

Changes in assets and liabilities
Decrease in inventory	8,272	-
(Increase) in accounts receivable	(40,895)	-
Increase in accounts payable and accrued expenses, related parties	31,817	-
Increase in accounts payable and accrued expenses, non-related parties	6,000	-
Total adjustments	5,194	-

Net cash provided by (used in) operating activities	-	-

NET INCREASE IN
CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Inventory acquired with note payable	$191,589	$-

The accompanying notes are an integral part of the financial statements.

SKIN NUTRITION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 1 -ORGANIZATION AND BASIS OF PRESENTATION

Ascension Energy, Inc. (‘we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Colorado on December 29, 2005. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

On September 26, 2007, Skin Nutrition LLC was formed in the State of Nevada. Skin Nutrition LLC was formed to enter into agreements with United States based entities for the distribution of personal care products developed by Skin Nutrition (Pty) Ltd., a South African company formed in 2002.

On January 31, 2008, Skin Nutrition LLC entered into a Stock Purchase Agreement (“SPA”) with the Meridian Group Corporation and the Equinas Corporation to acquire 1,112,000 of the 1,390,000 shares of common stock (80% of the total issued and outstanding shares) of Ascension Energy, Inc. Upon the completion of the transaction, Skin Nutrition LLC gained control of Ascension Energy, Inc., a Colorado corporation.

On February 22, 2008, Ascension Energy, Inc. and Skin Nutrition LLC entered into an Assignment and Assumption Agreement whereby Ascension Energy Inc. was granted; (i) the exclusive global rights to distribute the Skin Nutrition Products Range, save for any rights granted to Crossley Investments Limited, a company incorporated in the Turks & Caicos Islands under Registration No. E35574 in respect of sales of the Skin Nutrition Products Range over the world wide web, (ii) exclusive global rights to use the trademarks and trade names used by Skin Nutrition LLC in association with Skin Nutrition LLC’s business, and (iii) exclusive global rights to use any and all copy rights material used by Skin Nutrition LLC in association with the business of Skin Nutrition LLC.

On February 27, 2008, Ascension Energy, Inc. changed its name to Skin Nutrition International, Inc. (the “Company”).

Effective, March 7, 2008, the Board of Directors and majority vote of the shareholders authorized a forward-split of the Company’s common shares, on a thirty (30)  to one (1) share ratio, with each currently issued and outstanding share of the Company’s common stock being replaced by (30) shares of post-split common stock. Par value and all other rights and privileges of the common stock remained unchanged. All share disclosures herein are reflected post-split.

The Company operates in the anti-ageing or age-reversal category of cosmetics. The Company’s products were developed by Skin Nutrition (Pty) Ltd. The products fall under the “cosmeceuticals” category of the personal care segment and are marketed as cosmetics capable of producing a therapeutic effect on skin.

SKIN NUTRITION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 1 -   ORGANIZATION AND BASIS OF PRESENTATION

The range of products developed contain active ingredients through research collaborations with biotech companies. The product line includes:

•	Essential Anti-Oxidant range that moisturizes and revitalizes facial skin;
•	Body Beautiful Nutrition range that provides nutrition supplements;
•	Body Beautiful range that includes cellulite treatment and body rejuvenation; and
•
Advanced Peptide Therapy range that enhances complexion and skin elasticity. The Company’s raw materials are sourced primarily from France, and are purchased and freighted to the Company’s current production facilities in Johannesburg.

The products are sold through prestige department stores, specialty retailers, spas and salons as well as the Company’s website. The Company through the Assignment and Assumption Agreement has distribution agreements with various companies in South Africa, United Kingdom, Australia, the Philippines, Malaysia, Portugal and the United States. The Company is in final negotiations for additional agreements in Russia, Hong Kong and the European Union.

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The financial statements of Skin Nutrition International, Inc. (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.

The accompanying interim financial statements of Skin Nutrition International, Inc. are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended March 31, 2008 are not necessarily indicative of the operating results for the entire year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue and Cost Recognition
The Company records its revenue and related cost of sale, upon shipment of the merchandise to the buyer.

For Internet sales, the sales are recorded on receipt of the order, which coincides with the cash receipt. Costs are recognized when incurred rather than when paid.

On the Company’s large distributors, the Company requires them to put up letters of credit before shipment and the remainder of the distributors as well as the retail customers, are expected to pay for merchandise within 30 days of shipment.

Products are generally drop-shipped directly from suppliers to the Company’s customers. Upon the supplier's delivery to a carrier, title and risk of loss pass to Company. Revenue is recognized at the time of shipment when shipping terms are Free Carrier (FCA) shipping point as legal title and risk of loss to the product pass to the customer. For FCA destination point shipments, revenue is recorded upon delivery to the customer.

SKIN NUTRITION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development
All research and development costs are expensed as incurred and are included in cost of sales as they relate to the product.

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. Any balances over $100,000 represent a risk to the Company.

Income Taxes
Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.

Comprehensive Income
The Company adopted Statement of Financial Accounting Standards No, 130, “Reporting Comprehensive Income,” (SFAS No. 130). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations.

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

Advertising
Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs are included in the consolidated statements of operations for the three months ended March 31, 2008 and 2007.

Earnings (Loss) Per Share of Common Stock
Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted–average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options and other options issued as well as stock warrants. The Company had no common stock equivalents outstanding for the three months ended March 31, 2008 or 2007.

SKIN NUTRITION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                       (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

Statement of Financial Statements (“SFAS”) No. 128, “Earnings per Share”, requires that employee stock options, nonvested shares, and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. When the Company reports a loss, the common stock equivalents are not included because to do so would be antidilutive.

Fair Value of Financial Instruments
The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, inventory, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Stock-Based Compensation
On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”).  SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.  The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005.  Accordingly, the Company has implemented the revised standard in the first quarter of fiscal year 2006.  Management has assessed the implications of this revised standard, and has concluded that it does not materially impact the Company’s results of operations.

On January 1, 2006, the Company adopted the provisions of FAS No. 123R “Share-Based Payment” (“FAS 123R”) which requires recognition of stock-based compensation expense for all share-based payments based on fair value. Prior to January 1, 2006, the Company measured compensation expense for all of its share-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. The Company has provided pro forma disclosure amounts in accordance with FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“FAS 148”), as if the fair value method defined by FAS No. 123, “Accounting for Stock Based Compensation” (“FAS 123”) had been applied to its stock-based compensation.

SKIN NUTRITION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                        (CONTINUED)

Stock-Based Compensation (Continued)

The Company has elected to use the modified–prospective approach method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

Currency Risk and Foreign Currency Translation
The Company transacts business in currencies other than the U.S. Dollar. All currency transactions occur in the spot foreign exchange market and the Company does not use currency forward contracts, currency options, currency borrowings interest rate swaps or any other derivative hedging strategy at this point in time.

The Company has determined that based on the cash flow, sales price, sales market, expense, financing, and inter-company transactions and arrangements indicators set forth in Statement of Financial Statements No. 52, “Foreign Currency Translation”, that the functional currency of the Company is that of the US Dollars.

Warranty Expense
The Company warrants its products for a period of 1 year from the date the product is shipped.  The Company has not recorded any warranty obligations since there is no history of customers exercising a warranty claim.

When a history has developed, or a predictable pattern can be identified, the Company, based on management’s assessment will accrue an estimated liability to satisfy warranty obligations on recorded net sales.

Inventory
Inventory is recorded at the lower of cost and net realizable value and is accounted for on the first-in first-out basis (FIFO). Inventory consists of finished goods only. The Company has included a provision for obsolescence for older packaging materials.

SKIN NUTRITION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                        (CONTINUED)

Fixed Assets
Fixed assets will be stated at cost, less accumulated depreciation on a straight-line basis over the estimated useful lives, when purchased.

Goodwill and Other Intangible Assets
Under SFAS No. 142, “Goodwill and Other Intangible Assets”. (“SFAS 142”), goodwill and other indefinite-lived intangible assets are no longer amortized but instead are reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Under SFAS 142, indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values. Testing for impairment of goodwill is a two-step process. The first step requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units, including goodwill. If the fair value of the reporting unit is less than the carrying value, goodwill of the reporting unit is potentially impaired and the Company then completes Step 2 to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less then the carrying amount of goodwill, an impairment loss is recognized equal to the difference. Intangible assets that do not have indefinite lives are amortized over their useful lives.

Accounting for the Impairment of Long-Lived Assets
In accordance with Statement of Financial Statements (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the Company carries long-lived assets at the lower of the carrying amount or fair value. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest.

There were no impairment losses recorded during the three months ended March 31, 2008 and 2007.

SKIN NUTRITION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                       (CONTINUED)

Deferred Revenue
Deferred revenue represents customer deposits that are the initial deposit paid by the buyers for the products. They are classified as current liabilities and are reclassified to revenue upon the shipment of the goods to the buyer. At March 31, 2008 and 2007, there was no deferred revenue recorded.

Segment Reporting
The Company follows the provisions of FASB No. 131, “Disclosures about Segments of an Enterprise and Related Information”.  This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.  The Company only operates in one unit however does segment sales by domestic sales and international sales. (See Note 9).

Allowance for Doubtful Accounts
The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to substantially all customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. Management has determined that as of March 31, 2008 no allowance is required.

Uncertainty in Income Taxes
In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2007, and they evaluate their tax positions on an annual basis, and has determined that as of March 31, 2008, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is necessary.

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the financial statements.

SKIN NUTRITION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                       (CONTINUED)

Recent Accounting Pronouncements (Continued)
In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

SKIN NUTRITION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                      (CONTINUED)

Recent Accounting Pronouncements (Continued)
In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

SKIN NUTRITION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 3-   INVENTORY

Inventory consists of only finished goods. All products are manufactured by a third party and shipped to either the corporate offices in South Africa or to distributors throughout the world. At March 31, 2008, the Company had finished goods inventory of $183,317. There was a reserve for obsolescence on the inventory for the period ended March 31, 2008 in the amount of $36,153.

The original inventory on February 22, 2008 was acquired through a note payable with Skin Nutrition (Pty) Ltd., a related party through common ownership and board members in the amount of $191,589 (see Notes 5 and 8).

NOTE 4-   CUSTOMER DEPOSITS

The Company will at times receive payments from customers prior to recognizing revenue prior to shipment, which are recorded as customer deposit liabilities. If the customer decides to cancel the order after the deposit has been paid, the Company will return the deposit or apply the deposit to a new order, however will not record the deposit as revenue.

As of March 31, 2008, the Company has $0 recorded as customer deposits in their current liabilities on their balance sheet.

NOTE 5-   NOTE PAYABLE

The Company entered into a note payable with Skin Nutrition (Pty) Ltd. on February 22, 2008 for the purchase of inventory (see Note 3). The note is in the amount of $191,589 and is payable on demand at no interest. The note payable amount outstanding has been reflected as a current liability as the amount is due on demand and anticipated to be repaid in the current fiscal year.

NOTE 6-   STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company designated 20,000,000 shares of Preferred Stock, par value $0.001. The Company has not issued any shares of preferred stock.

SKIN NUTRITION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 6-    STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock

As of March 31, 2008, there were 100,000,000 shares authorized, and 41,700,000 shares issued and outstanding of the Company’s common stock with a par value of $.001.

Effective, March 7, 2008, the Board of Directors and majority vote of the shareholders authorized a forward-split of the Company’s common shares, on a thirty (30)  to one (1) share ratio, with each currently issued and outstanding share of the Company’s common stock being replaced by (30) shares of post-split common stock. Par value and all other rights and privileges of the common stock remained unchanged. All share disclosures herein are reflected post-split. The stock split took the Company from 1,390,000 shares issued and outstanding to 41,700,000 shares issued and outstanding.

There were no further issuances of common stock.

The Company has not issued any stock options or warrants.

NOTE 7-    PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At March 31, 2008, deferred tax assets consist of the following:

Net operating losses	$17,000

Valuation allowance	(17,000)

$-

At March 31, 2008, the Company had a net operating loss carryforward in the approximate amount of $50,000, available to offset future taxable income through 2028. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

SKIN NUTRITION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 7-    PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the three months ended March 31, 2008 and 2007 is summarized below.

	2008	2007
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	6.0	6.0
Valuation allowance	28.0	28.0
	0%	0%

NOTE 8-    RELATED PARTY TRANSACTIONS

The Company has conducted business with related parties during the three months ended March 31, 2008. These transactions have been conducted on an arms length basis.

The Company as of March 31, 2008, had $191,589 due to Skin Nutrition (Pty) Ltd. in the form of a note payable (see Note 5), a company that is controlled by the CEO of the Company. In addition, the Company entered into a royalty agreement with Skin Nutrition LLC. for the rights to use the products developed by them. The royalty fee is based on 7% of sales. The Company has accrued $2,862 as of March 31, 2008 on sales generated from February 22, 2008 through March 31, 2008. No amounts have been paid for this time period.

In addition, Skin Nutrition (Pty) Ltd. paid for $28,955 in operating expenses including management fees, travel and training expenses on behalf of the Company and these amounts are included in current liabilities as of March 31,2 008 as they are due on demand back to this entitiy.

NOTE 9-    SEGMENT INFORMATION

The Company conducts business globally and is managed geographically.  Management makes financial decisions and allocates resources based on the information it receives from its internal management system.  Sales are attributed to a geographic area based on the ordering location of the customer.  The Company does not allocate research and development, sales and marketing, or general and administrative expenses to its geographic areas in this internal management system because management does not currently use the information to measure the performance of the operating segments.

SKIN NUTRITION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)
NOTE 9-    SEGMENT INFORMATION (CONTINUED)

Geographic Segment Analysis:

	Total Sales
Three months ended March 31	2008	2007
Domestic Net Sales	$0	$0
% Total	0%	0%
International Net Sales	$40,895	$0
% Total	100%	0%

Sales are attributable to geographic areas based on location of customer.

NOTE 10-  CONCENTRATION OF CREDIT RISK

The Company’s trade receivables are derived from sales to distributors and dealers. The Company has adopted credit policies and standards intended to accommodate industry growth and inherent risk.  Management believes that credit risks are moderated by the diversity of the Company’s end customers and geographic sales areas.  The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as deemed necessary.

The Company has derived, and believes that it will continue to derive, a significant portion of its revenue from a limited number of customers.  For the three months ended March 31, 2008, the Company's two largest customers accounted for approximately 92% of its revenue.  During 2008, both of these customers accounted for 10% or more of revenue. At March 31, 2008, two of the Company’s customers represented 92% of the Company’s accounts receivable. There were no sales in 2007

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those in the forward-looking statements as a result of various important factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such should not be regarded as a representation by Skin Nutrition International, Inc., or any other person, that such forward-looking statements will be achieved. The business and operations of Skin Nutrition International, Inc. and its subsidiaries are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Report.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.

Overview

Ascension Energy, Inc. was incorporated in the State of Colorado on December 29, 2005. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

On September 26, 2007, Skin Nutrition LLC was formed in the State of Nevada. Skin Nutrition LLC was formed to enter into agreements with United States based entities for the distribution of personal care products developed by Skin Nutrition (Pty) Ltd., a South African company formed in 2002.

On January 31, 2008, Skin Nutrition LLC entered into a Stock Purchase Agreement (“SPA”) with the Meridian Group Corporation and the Equinas Corporation to acquire 1,112,000 of the 1,390,000 shares of common stock (80% of the total issued and outstanding shares) of Ascension Energy, Inc. Upon the completion of the transaction, Skin Nutrition LLC gained control of Ascension Energy, Inc., a Colorado corporation.

On February 22, 2008, Ascension Energy, Inc. and Skin Nutrition LLC entered into an Assignment and Assumption Agreement whereby Ascension Energy Inc. was granted; (i) the exclusive global rights to distribute the Skin Nutrition Products Range, save for any rights granted to Crossley Investments Limited, a company incorporated in the Turks & Caicos Islands under Registration No. E35574 in respect of sales of the Skin Nutrition Products Range over the world wide web, (ii) exclusive global rights to use the trademarks and trade names used by Skin Nutrition LLC in association with Skin Nutrition LLC’s business, and (iii) exclusive global rights to use any and all copy rights material used by Skin Nutrition LLC in association with the business of Skin Nutrition LLC.

On February 27, 2008, Ascension Energy, Inc. changed its name to Skin Nutrition International, Inc. (the “Company”).

We operate in the anti-aging or age-reversal category of cosmetics, which is the fastest growing sector in cosmetics. We have developed a synergistic face, body and nutrition “wellness” concept utilizing the latest bio-technologies, encompassing an Advanced Peptide Therapy Facial Range with wrinkle reduction and resurfacing properties, an Essential Anti-Oxidant Face Range that fights wrinkle-causing inflammation at a cellular level and a Body Beautiful body Range containing marine-derived active ingredients with potent restorative properties.  The third pillar of this “wellness” concept is a Body Beautiful Nutrition Range designed to reduce and prevent inflammation and optimally support cellular nutrition from the inside, to promote cell rejuvenation, resulting in beautiful skin, hair and nails, as well as a firm, lean, shapely figure. The products are sold through prestige department stores, specialty retailers, spas and salons as well as the Company’s website. The Company through the Assignment and Assumption Agreement has distribution agreements with various companies in South Africa, United Kingdom, Australia, the Philippines, Malaysia, Portugal and the United States. The Company is in final negotiations for additional agreements in Russia, Hong Kong and the European Union.

Our principal executive offices are located at 410 Park Avenue, 15th Floor, New York, NY 10022. Our telephone number is (212) 231-8355. Our website address is www.skinnutrition.com.

Set forth below is a discussion of the financial condition and results of operations of the Company for the three months ended March 31, 2008 and 2007.  The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

Results of Operations

Quarter Ended March 31, 2008 as compared to Quarter Ended March 31, 2007

Revenues were $40,895 for the quarter ending March 31, 2008 and were $0 for the quarter ending March 31, 2007. This increase is primarily attributable to the Company commencing operations with sales of its products internationally.

Costs of revenues were $11,465 for the quarter ending March 31, 2008 and were $0 for the quarter ending March 31, 2007. This increase was attributable to the products that were available for sale.

Operating Expenses were $34,624 for the quarter ending March 31, 2008 and were $0 for the quarter ending March 31, 2007. Operating expenses generally consist of professional fees, office expenses and other general and administrative costs.

Net Loss was $5,194 for the quarter ending March 31, 2008 and $0 for the quarter ending March 31, 2007. The increase in Net Loss is primarily attributable to the professional and management fees as a percentage of sales being higher than expected. Since the Company has just commenced operations,  it does not have any sufficient sales volume as of yet but does anticipate increasing these levels during the course of this fiscal year.

Liquidity and Capital Resources

The Company had a net working capital deficiency of $(5,194) at March 31, 2008. This is largely attributable to the operating expenses of the Company being higher than anticipated at this point. The Company for the quarters ended March 31, 2008 and 2007, only incurred operating activities. The changes in operating activities only reflected changes in the Company’s current assets and liabilities.

Other components of the Company’s working capital and changes therein are discussed as follows:

Cash Equivalents.  For the quarter ended March 31, 2008 and the quarter ended March 31, 2007, equivalents remained at $0. The Company opened up a bank account in April 2008.

Cash Flows from Operating Activities.  Net cash used by operating activities was $0 for the quarters ended March 31, 2008 and 2007, respectively. The change in cash flows from operating activities is primarily attributable to the changes in accounts receivable and payable for the quarter ended March 31, 2008. There was no operating activity for the quarter ended March 31, 2007.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

N/A.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.   Legal Proceedings.

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 1A. Risk Factors.

Not Applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.   Defaults Upon Senior Securities.

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.   Other Information.

On February 19, 2008, the Board of Directors of Skin Nutrition International, Inc. (the “Company”), f/k/a Ascension Energy, Inc., accepted the resignation of Walter Reed from all executive officer position held with the Company, including the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer and Secretary. Additionally, the Company appointed Richard Purvis as the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer and Secretary in Mr. Reed’s place, effective immediately. Additionally, the Company appointed Richard Purvis as a Director of the Company.

Mr. Purvis has extensive international trading, marketing, sales, development, and business management experience in fast moving consumer goods, nutritional supplements, and skin care products. He has been involved with the development and launches of many new products in the US and South Africa.

Mr. Purvis founded Nutribrands Pty Ltd in 2000, a holding company of wellness products, including Skin Nutrition which he developed in 2002. Richard was CEO of Nutribrands from the date formed until he sold the company in 2006 to Wellco Limited. Richard was contracted to Wellco, as part of the deal, for 12 months. During this period Richard negotiated the buy-back from Wellco of the Skin Nutrition wellness product. He Formed Skin Nutrition LLC in 2007 and has been CEO since inception to present.

Assignment Agreements

On February 22, 2008, the Company entered into an Assignment and Assumption Agreement and a Trademark Assignment Agreement with Skin Nutrition LLC (“LLC”), a limited liability company incorporated in Nevada, whereby the Company was granted; (i) the exclusive global rights to distribute the Skin Nutrition Products Range, save for any rights granted to Crossley Investments Limited, a company incorporated in the Turks & Caicos Islands under Registration No. E35574 in respect of sales of the Skin Nutrition Products Range over the world wide web, (ii) exclusive global rights to use the Trademarks and Trade Names used by the LLC in association with LLC’s business, (iii) exclusive global rights to use any and all copyrights material used by LLC in association with the business of LLC.

Forward Split

Effective, March 7, 2008, the Board of Directors authorized a forward-split the Company’s common shares, on a thirty (30) to one (1) share ratio, with each currently issued and outstanding share of the Company’s common stock being replaced by thirty (30) shares of post-split common stock.  Par value shall remain unchanged.  All other rights and privileges of the common stock shall remain unchanged.

Item 6.  Exhibits.

Exhibit No.	Description of Exhibit
31.1	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1
Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKIN NUTRITION INTERNATIONAL, INC.

Date: June9, 2008	By:	/s/ Richard Purvis
Richard Purvis
Chief Executive Officer and Chief Financial Officer