Form 10-Q
period 2008-06-30
SKIN NUTRITION INTERNATIONAL, INC
filed 2008-10-29
CIK 1349879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER 0-52526

SKIN NUTRITION INTERNATIONAL, INC.
 (Exact name of registrant as specified in its charter)

Colorado	26-0525905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

410 Park Avenue, 15 th Floor, New York, NY 10022
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

The number of shares of registrant’s common stock outstanding, as of October 10, 2008 was 41,700,000

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements. (unaudited)

SKIN NUTRITION INTERNATIONAL, INC.
FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

SKIN NUTRITION INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENTS (UNAUDITED)

Page

Balance Sheets as of June 30, 2008 and December 31, 2007 (audited)	F-2

Statements of Operations for the Six and Three Months Ended June 30, 2008 and 2007	F-3

Statement of Changes in Stockholders’ Equity (Deficit) for the Six Months Ended June 30, 2008 and the Years Ended December 31, 2007 and 2006	F-4

Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007	F-5

Notes to Financial Statements	F-6 - F-18

SKIN NUTRITION INTERNATIONAL, INC.
(FORMERLY ASCENSION ENERGY, INC.)
BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2008	2007
	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$-	$-
Accounts receivable - trade	153,367	-
Inventory	170,214	-

Total Current Assets	323,581	-

TOTAL ASSETS	$323,581	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses, related parties (Note 8)	$152,083	$-
Accounts payable and accrued expenses, non-related parties	6,000	-
Notes payable - related parties (Note 5, 8)	145,454	-
Total Current Liabilities	303,537	-

TOTAL LIABILITIES	303,537	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001, par value, 20,000,000 shares
authorized, none issued and outstanding, respectively (Note 6)	-	-
Common stock, $.001 par value, 100,000,000 shares
authorized, 41,700,000 shares issued and outstanding, respectively (Note 6)	41,700	41,700
Additional paid - in capital	2,360	2,360
Accumulated deficit	(24,016)	(44,060)

Total Stockholders' Equity (Deficit)	20,044	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$323,581	$-

The accompanying notes are an integral part of the financial statements.

SKIN NUTRITION INTERNATIONAL, INC.
(FORMERLY ASCENSION ENERGY, INC.)
STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007

OPERATING REVENUES
Revenues	$289,671	$-	$248,776	$-

COSTS OF REVENUES	72,964	-	61,500	-

GROSS PROFIT	216,707	-	187,276	-

OPERATING EXPENSES
Professional fees and commission expenses	6,000	-	-	-
Management fees	55,000	-	40,000	-
General and administrative expenses	81,695	-	80,878	-
Royalties	20,277	-	17,414	-
Travel and meals expenses	33,691	-	23,744	-
Total Operating Expenses	196,663	-	162,036	-

NET INCOME BEFORE PROVISION FOR INCOME TAXES	20,044	-	25,240	-
Provision for income taxes	-	-	-	-
NET INCOME	$20,044	$-	$25,240	$-

NET EARNINGS PER COMMON SHARE - BASIC AND DILUTED	$0.00	$-	$0.00	$-

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	41,700,000	41,700,000	41,700,000	41,700,000

The accompanying notes are an integral part of the financial statements.

SKIN NUTRITION INTERNATIONAL, INC.
(FORMERLY ASCENSION ENERGY, INC.)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD DECEMBER 31, 2006 THROUGH JUNE 30, 2008 (UNAUDITED)

	Preferred Stock		Common Stock		Additional	Accumulated
Description	Shares	Amount	Shares	Amount	Paid - In Capital	Deficit	Total

Balance, December 31, 2006	$-	$-	41,700,000	$41,700	-	$(41,700)	$-

Contributed capital for services	-	-	-	-	2,360	-	2,360

Net loss for the year ended December 31, 2007	-	-	-	-	-	(2,360)	(2,360)

Balance, December 31, 2007	-	-	41,700,000	41,700	2,360	(44,060)	-

Net income for the six months ended June 30, 2008	-	-	-	-	-	20,044	20,044

Balance, June 30, 2008	$-	$-	41,700,000	$41,700	$2,360	$(24,016)	$20,044

Note: Stock forward-split 30:1 occurred on Mar 7, 2008 with 1,390,000 shares issued and outstanding

SKIN NUTRITION INTERNATIONAL, INC.
(FORMERLY ASCENSION ENERGY, INC.)
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED OF JUNE 30, 2008
 (UNAUDITED)

	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$20,044	$-
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:

Changes in assets and liabilities
(Increase) in inventory	(24,760)	-
(Increase) in accounts receivable	(153,367)	-
Increase in accounts payable and accrued expenses, related parties	152,083	-
Increase in accounts payable and accrued expenses, non-related parties	6,000	-
Total adjustments	(20,044)	-

Net cash provided by (used in) operating activities	-	-

NET INCREASE IN
CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Inventory acquired with note payable	$145,454	$-

SKIN NUTRITION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 1 -       ORGANIZATION AND BASIS OF PRESENTATION

The financial statements of Skin Nutrition International Inc., included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.

The accompanying interim financial statements are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended June 30, 2008 are not necessarily indicative of the operating results for the entire year.

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

SKIN NUTRITION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 1 -       ORGANIZATION AND BASIS OF PRESENTATION

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

The Company operates in the anti-ageing or age-reversal category of cosmetics. The Company’s products were developed by Skin Nutrition LLC. The products fall under the “cosmeceuticals” category of the personal care segment and are marketed as cosmetics capable of producing a therapeutic effect on skin.

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

As of June 30, 2008, the Company had incurred accumulated deficit of $24,016 from operations since inception and has limited operations. The Company is actively pursuing additional funding to allow management to develop sales and contingencies plans. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

SKIN NUTRITION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 2-        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue and Cost Recognition
The Company records its revenue and related cost of sale, upon shipment of the merchandise to the buyer.

For Internet sales, the sales are recorded on receipt of the order, which coincides with the cash receipt. Costs are recognized when incurred rather than when paid.

On the Company’s large distributors, the Company requires them to put up letters of credit before shipment and the remainder of the distributors as well as the retail customers, are expected to pay for merchandise within 30 days of shipment. .

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

SKIN NUTRITION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 2-        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising
Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs are included in the consolidated statements of operations for the six months ended June 30, 2008 and 2007.

Earnings (Loss) Per Share of Common Stock
Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted–average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options and other options issued as well as stock warrants. The Company had no common stock equivalents outstanding for the six months ended June 30, 2008 or 2007.

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

SKIN NUTRITION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 2-        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

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

SKIN NUTRITION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 2-        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

There were no impairment losses recorded during the six months ended June 30, 2008 and 2007.

SKIN NUTRITION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 2-         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Revenue
Deferred revenue represents customer deposits that are the initial deposit paid by the buyers for the products. They are classified as current liabilities and are reclassified to revenue upon the shipment of the goods to the buyer. At June 30, 2008 and December 31, 2007, there was no deferred revenue recorded.

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

Allowance for Doubtful Accounts
The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to substantially all customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. Management has determined that as of June 30, 2008 no allowance is required.

Uncertainty in Income Taxes
In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2007, and they evaluate their tax positions on an annual basis, and has determined that as of June 30, 2008, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is necessary.

Recent Adopted Accounting Principles
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The Company adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 did not have a material impact on the financial statements.

SKIN NUTRITION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 2-        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Adopted Accounting Principles (Continued)
In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, (“FAS 159”) is an elective standard which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not elected the fair value option for any assets or liabilities under SFAS 159.

Recent Accounting Pronouncements
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
JUNE 30, 2008 AND 2007 (UNAUDITED)

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

SKIN NUTRITION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 3-        INVENTORY

Inventory consists of only finished goods. All products are manufactured by a third party and shipped to either the corporate offices in South Africa or to distributors throughout the world. At June 30, 2008, the Company had finished goods inventory of $170,214. There was a reserve for obsolescence on the inventory for the period ended June 30, 2008 in the amount of $53,458.

The original inventory on February 22, 2008 was acquired through a note payable with Skin Nutrition (Pty) Ltd., a related party through common ownership and board members in the amount of $191,589 (see Notes 5 and 8). On June 30, 2008, the parties agreed to reduce this note by $46,135 due to the obsolescence of some of the inventory originally acquired on February 22, 2008. The net payable due as of June 30, 2008 is $145,454.

NOTE 4-                CUSTOMER DEPOSITS

The Company will at times receive payments from customers prior to recognizing revenue prior to shipment, which are recorded as customer deposit liabilities. If the customer decides to cancel the order after the deposit has been paid, the Company will return the deposit or apply the deposit to a new order, however will not record the deposit as revenue.

As of June 30, 2008, the Company has $0 recorded as customer deposits in their current liabilities on their balance sheet.

NOTE 5-                NOTE PAYABLE

The Company entered into a note payable with Skin Nutrition (Pty) Ltd. on February 22, 2008 for the purchase of inventory (see Note 3). The note is in the amount of $191,589 and is payable on demand at no interest. On June 30, 2008, the parties agreed to reduce this note by $46,135 due to the obsolescence of some of the inventory originally acquired on February 22, 2008. The net payable due as of June 30, 2008 is $145,454.

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
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 6-                STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock

As of June 30, 2008, there were 100,000,000 shares authorized, and 41,700,000 shares issued and outstanding of the Company’s common stock with a par value of $.001.

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

At June 30, 2008, deferred tax assets consist of the following:

Net operating losses	$8,160

Valuation allowance	(8,160)

$-

At June 30, 2008, the Company had a net operating loss carryforward in the approximate amount of $24,000, available to offset future taxable income through 2028. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

SKIN NUTRITION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 7-        PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the six months ended June 30, 2008 and 2007 is summarized below.

	2008	2007
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	6.0	6.0
Valuation allowance	28.0	28.0
	0%	0%

NOTE 8-        RELATED PARTY TRANSACTIONS

The Company has conducted business with related parties during the six months ended June 30, 2008. These transactions have been conducted on an arms length basis.

The Company as of June 30, 2008, had $191,589 due to Skin Nutrition (Pty) Ltd. in the form of a note payable (see Note 5), a company that is controlled by the CEO of the Company. On June 30, 2008, the parties agreed to reduce this note by $46,135 due to the obsolescence of some of the inventory originally acquired on February 22, 2008. The net payable due as of June 30, 2008 is $145,454.

In addition, the Company entered into a royalty agreement with Skin Nutrition LLC. for the rights to use the products developed by them. The royalty fee is based on 7% of sales. The Company has accrued $20,277 as of June 30, 2008 on sales generated from February 22, 2008 through June 30, 2008. No amounts have been paid for this time period.

In addition, Skin Nutrition (Pty) Ltd. paid for $152,083 in manufacturing and operating expenses including management fees, travel and training expenses on behalf of the Company and these amounts are included in current liabilities as of June 30, 2008 as they are due on demand back to this entity.

SKIN NUTRITION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007 (UNAUDITED)

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

Geographic Segment Analysis:
	Total Sales
Six months ended June 30	2008	2007
Domestic Net Sales	$165,831	$0
% Total	0%	0%
International Net Sales	$123,840	$0
% Total	100%	0%

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

The Company has derived, and believes that it will continue to derive, a significant portion of its revenue from a limited number of customers.  For the six months ended June 30, 2008, the Company's two largest customers accounted for approximately 70% of its revenue.  During 2008, both of these customers accounted for 10% or more of revenue. At June 30, 2008, three of the Company’s customers represented 81% of the Company’s accounts receivable. There were no sales in 2007.

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

Our principal executive offices are located at 410 Park Avenue, 15 th Floor, New York, NY 10022. Our telephone number is (212) 231-8355. Our website address is www.skinnutrition.com.

Set forth below is a discussion of the financial condition and results of operations of the Company for the six months ended June 30, 2008 and 2007.  The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

Results of Operations

Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007.

Revenues were $248,776 and $ 289,671 for the three and six months ended June 30, 2008, respectively, compared to $0 and $0 for the three and six months ended June 30, 2007, respectively.   This increase is primarily attributable to the Company commencing operations with sakes of its products internationally.

Costs of revenues were $61,500 and $ 72,964 for the three and six months ended June 30, 2008, respectively, compared to $0 and $0 for the three and six months ended June 30, 2007, respectively.   This increase was attributable to the products that were available for sale.

Operating Expenses were $162,036 and $ 196,663 for the three and six months ended June 30, 2008, respectively, compared to $0 and $0 for the three and six months ended June 30, 2007, respectively.   Operating expenses generally consist of professional fees, marketing and advertising expenses, office expenses and other general and administrative costs.

Net Income   was $25,240 and $20,044 for the three and six months ended June 30, 2008, respectively, compared to $0 and $0 for the three and six months ended June 30, 2007, respectively. The net income in 2008 is attributable to increased sales and distribution channels for the Company’s products, and the relatively low cost to manufacture the Company’s products. The operating expenses are higher due to some trade shows during the second quarter of 2008.

Liquidity and Capital Resources

The Company had a net working capital of $20,044 as of June 30, 2008 as compared to $0 in the prior year.   This increase was  attributable to the Company’s commencement of operations and the generation of new sales and distribution channels for their products.

Other components of the Company’s working capital and changes therein are discussed as follows:

Cash Equivalents.   For the quarter ended June 30, 2008 and the quarter ended June 30, 2007, equivalents remained at $0.  The Company opened up a bank account in July 2008.

Cash Flows from Operating Activities.   Net cash used by operating activities was $0 for the quarters ended June 30, 2008 and 2007, respectively. Since the Company’s banking was performed by a related company, the net change in accounts receivable from sales were reflected against amounts owed to this related company.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

N/A.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the six months ended June 30, 2008.  Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the 2008 Quarter ended June 30, 2008.  Based on that evaluation, our management concluded that no change occurred in the Company's internal controls over financial reporting during the 2008 Quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 1A.   Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.  Defaults Upon Senior Securities.
None.

Item 4.  Submission of Matters to a Vote of Security Holders.
None.

Item 5.  Other Information.

On May 20, 2008, the Board of Directors authorized the termination and accepted the decline to stand for re-appointment of Rotenberg & Co., LLP as the Company’s independent registered public accounting firm.  Additionally, on May 20, 2008, the Company authorized the engagement of Kempisty & Company (“Kempisty”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2008. The decision to engage Kempisty as the Company’s independent registered public accounting firm was made by the Company’s Board of Directors.

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

SKIN NUTRITION INTERNATIONAL, INC.

Date: October 29, 2008	By:	/s/ Richard Purvis
Richard Purvis
Chief Executive Officer and Chief Financial Officer