Form 10-Q
period 2008-09-30
SKIN NUTRITION INTERNATIONAL, INC
filed 2008-11-19
CIK 1349879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER 0-52526

SKIN NUTRITION INTERNATIONAL, INC.
 (Exact name of registrant as specified in its charter)

Colorado	26-0525905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of registrant’s common stock outstanding, as of November 19, 2008 was 41,700,000.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION
F-1
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements. (unaudited)

SKIN NUTRITION INTERNATIONAL, INC.
FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

SKIN NUTRITION INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENTS

Page

Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	F-3

Statements of Operations for the Nine and Three Months Ended September 30, 2008 and 2007 (unaudited)	F-4

Statements of Changes in Stockholders’ Equity - for the Nine Months Ended September 30, 2008 (unaudited) and the Years Ended December 31, 2007 and 2006	F-5

Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 (unaudited)	F-6

Notes to Financial Statements	F-7

ASSETS
	September 30,	December 31,
	2008	2007
	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$16,353	$-
Accounts receivable - trade	125,229	-
Inventory	170,002	-

Total Current Assets	311,584	-

TOTAL ASSETS	$311,584	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses, related parties (Note 8)	$121,627	$-
Accounts payable and accrued expenses, non-related parties	6,000	-
Notes payable - related parties (Note 5, 8)	145,454	-
Total Current Liabilities	273,081	-

TOTAL LIABILITIES	273,081	-

STOCKHOLDERS' EQUITY
Preferred stock, $.001, par value, 20,000,000 shares
authorized, none issued and outstanding, respectively (Note 6)	-	-
Common stock, $.001 par value, 100,000,000 shares
authorized, 41,700,000 shares issued and outstanding, respectively (Note 6)	41,700	41,700
Additional paid - in capital	2,360	2,360
Accumulated deficit	(5,557)	(44,060)

Total Stockholders' Equity	38,503	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$311,584	$-

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007

OPERATING REVENUES
Revenues	$473,796	$-	$184,125	$-

COSTS OF REVENUES	169,666	-	96,702	-

GROSS PROFIT	304,130	-	87,423	-

OPERATING EXPENSES
Professional fees and commission expenses	6,000	-	-	-
Management fees	70,000	-	15,000	-
General and administrative expenses	113,849	-	32,153	-
Royalties	34,086	-	13,809	-
Travel and meals expenses	41,692	-	8,001	-
Total Operating Expenses	265,627	-	68,963	-

NET INCOME BEFORE PROVISION FOR INCOME TAXES	38,503	-	18,460	-
Provision for income taxes	-	-	-	-
NET INCOME	$38,503	$-	$18,460	$-

NET EARNINGS PER COMMON SHARE - BASIC AND DILUTED	$0.00	$-	$0.00	$-

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	41,700,000	41,700,000	41,700,000	41,700,000

	Preferred Stock		Common Stock		Additional	Accumulated
Description	Shares	Amount	Shares	Amount	Paid - In Capital	Deficit	Total

Balance, December 31, 2006	$-	$-	41,700,000	$41,700	-	$(41,700)	$-

Contributed capital for services	-	-	-	-	2,360	-	2,360

Net loss for the year ended December 31, 2007	-	-	-	-	-	(2,360)	(2,360)

Balance, December 31, 2007	-	-	41,700,000	41,700	2,360	(44,060)	-

Net income for the nine months ended September 30, 2008	-	-	-	-	-	38,503	38,503

Balance, September 30, 2008	$-	$-	41,700,000	$41,700	$2,360	$(5,557)	$38,503

Note: Stock forward-split 30:1 occurred on Mar 7, 2008 with 1,390,000 shares issued and outstanding

	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$38,503	$-
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:

Changes in assets and liabilities
(Increase) in inventory	(24,548)	-
(Increase) in accounts receivable	(125,229)	-
Increase in accounts payable and accrued expenses, related parties	121,627	-
Increase in accounts payable and accrued expenses, non-related parties	6,000	-
Total adjustments	(22,150)	-

Net cash provided by (used in) operating activities	16,353	-

NET INCREASE IN
CASH AND CASH EQUIVALENTS	16,353	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$16,353	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Inventory acquired with note payable	$145,454	$-

SKIN NUTRITION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008AND 2007 (UNAUDITED)

NOTE 1 -       ORGANIZATION AND BASIS OF PRESENTATION

The financial statements of Skin Nutrition International Inc., included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.

The accompanying interim financial statements are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended September 30, 2008 are not necessarily indicative of the operating results for the entire year.

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
SEPTEMBER 30, 2008AND 2007 (UNAUDITED)

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

As of September 30, 2008, the Company had incurred accumulated deficit of $5,557 from operations since inception and has limited operations. The Company is actively pursuing additional funding to allow management to develop sales and contingencies plans. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

SKIN NUTRITION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008AND 2007 (UNAUDITED)

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

SKIN NUTRITION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008AND 2007 (UNAUDITED)

NOTE 2-                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Advertising
Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs are included in the consolidated statements of operations for the nine months ended September 30, 2008 and 2007.

Earnings (Loss) Per Share of Common Stock
Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted–average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options and other options issued as well as stock warrants. The Company had no common stock equivalents outstanding for the nine months ended September 30, 2008 or 2007.

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

SKIN NUTRITION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008AND 2007 (UNAUDITED)

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

SKIN NUTRITION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008AND 2007 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Warranty Expense (Continued)
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

Goodwill and Other Intangible Assets
Under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and other indefinite-lived intangible assets are no longer amortized but instead are reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Under SFAS 142, indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values. Testing for impairment of goodwill is a two-step process. The first step requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units, including goodwill. If the fair value of the reporting unit is less than the carrying value, goodwill of the reporting unit is potentially impaired and the Company then completes Step 2 to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less then the carrying amount of goodwill, an impairment loss is recognized equal to the difference. Intangible assets that do not have indefinite lives are amortized over their useful lives.

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

There were no impairment losses recorded during the nine months ended September 30, 2008 and 2007.

SKIN NUTRITION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008AND 2007 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Revenue
Deferred revenue represents customer deposits that are the initial deposit paid by the buyers for the products. They are classified as current liabilities and are reclassified to revenue upon the shipment of the goods to the buyer. At September 30, 2008 and December 31, 2007, there was no deferred revenue recorded.

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

Allowance for Doubtful Accounts
The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to substantially all customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. Management has determined that as of September 30, 2008 no allowance is required.

Uncertainty in Income Taxes
In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2007, and they evaluate their tax positions on an annual basis, and has determined that as of September 30, 2008, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is necessary.

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
SEPTEMBER 30, 2008AND 2007 (UNAUDITED)

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
SEPTEMBER 30, 2008AND 2007 (UNAUDITED)

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

SKIN NUTRITION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008AND 2007 (UNAUDITED)
NOTE 3-                INVENTORY

Inventory consists of only finished goods. All products are manufactured by a third party and shipped to either the corporate offices in South Africa or to distributors throughout the world. At September 30, 2008, the Company had finished goods inventory of $170,002. There was a reserve for obsolescence on the inventory for the period ended September 30, 2008 in the amount of $33,012.

The original inventory on February 22, 2008 was acquired through a note payable with Skin Nutrition (Pty) Ltd., a related party through common ownership and board members in the amount of $191,589 (see Notes 5 and 8). On June 30, 2008, the parties agreed to reduce this note by $46,135 due to the obsolescence of some of the inventory originally acquired on February 22, 2008. The net payable due as of September 30, 2008 is $145,454.

NOTE 4-                CUSTOMER DEPOSITS

The Company will at times receive payments from customers prior to recognizing revenue prior to shipment, which are recorded as customer deposit liabilities. If the customer decides to cancel the order after the deposit has been paid, the Company will return the deposit or apply the deposit to a new order, however will not record the deposit as revenue.

As of September 30, 2008, the Company has $0 recorded as customer deposits in their current liabilities on their balance sheet.

NOTE 5-                NOTE PAYABLE

The Company entered into a note payable with Skin Nutrition (Pty) Ltd. on February 22, 2008 for the purchase of inventory (see Note 3). The note is in the amount of $191,589 and is payable on demand at no interest. On June 30, 2008, the parties agreed to reduce this note by $46,135 due to the obsolescence of some of the inventory originally acquired on February 22, 2008. The net payable due as of September 30, 2008 is $145,454.

The note payable amount outstanding has been reflected as a current liability as the amount is due on demand and anticipated to be repaid in the current fiscal year.

NOTE 6-                STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company designated 20,000,000 shares of Preferred Stock, par value $0.001. The Company has not issued any shares of preferred stock.

SKIN NUTRITION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008AND 2007 (UNAUDITED)
NOTE 6-                STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock

As of September 30, 2008, there were 100,000,000 shares authorized, and 41,700,000 shares issued and outstanding of the Company’s common stock with a par value of $.001.

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

At September 30, 2008, deferred tax assets consist of the following:

Net operating losses	$1,904
Valuation allowance	(1,904)
$-

At September 30, 2008, the Company had a net operating loss carryforward in the approximate amount of $5,600, available to offset future taxable income through 2028. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

SKIN NUTRITION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008AND 2007 (UNAUDITED)
NOTE 7-                PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the nine months ended September 30, 2008 and 2007 is summarized below.

	2008	2007
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	6.0	6.0
Valuation allowance	28.0	28.0
	0%	0%

NOTE 8-                RELATED PARTY TRANSACTIONS

The Company has conducted business with related parties during the nine months ended September 30, 2008. These transactions have been conducted on an arms length basis.

The Company as of September 30, 2008, had $191,589 due to Skin Nutrition (Pty) Ltd. in the form of a note payable (see Note 5), a company that is controlled by the CEO of the Company. On June 30, 2008, the parties agreed to reduce this note by $46,135 due to the obsolescence of some of the inventory originally acquired on February 22, 2008. The net payable due as of September 30, 2008 is $145,454.

In addition, the Company entered into a royalty agreement with Skin Nutrition LLC. for the rights to use the products developed by them. The royalty fee is based on 7% of sales. The Company has accrued $34,086 as of September 30, 2008 on sales generated from February 22, 2008 through September 30, 2008. No amounts have been paid for this time period.

In addition, Skin Nutrition (Pty) Ltd. paid for $121,627 in manufacturing and operating expenses including management fees, travel and training expenses on behalf of the Company and these amounts are included in current liabilities as of September 30, 2008 as they are due on demand back to this entity.

SKIN NUTRITION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008AND 2007 (UNAUDITED)
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

Geographic Segment Analysis:

	Total Sales
Nine months ended September 30	2008	2007
Domestic Net Sales	$201,752	$0
% Total	42%	0%
International Net Sales	$272,044	$0
% Total	58%	0%

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

The Company has derived, and believes that it will continue to derive, a significant portion of its revenue from a limited number of customers.  For the nine months ended September 30, 2008, the Company's two largest customers accounted for approximately 74% of its revenue.  During 2008, both of these customers accounted for 10% or more of revenue. At September 30, 2008, six of the Company’s customers represented 90% of the Company’s accounts receivable. There were no sales in 2007.

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

On January 31, 2008, Skin Nutrition LLC entered into a Stock Purchase Agreement with the Meridian Group Corporation and the Equinas Corporation to acquire 1,112,000 of the 1,390,000 shares of common stock (80% of the total issued and outstanding shares) of Ascension Energy, Inc. Upon the completion of the transaction, Skin Nutrition LLC gained control of Ascension Energy, Inc., a Colorado corporation.

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

Our principal executive offices are located at 410 Park Avenue, 15 th Floor, New York, NY 10022. Our telephone number is (212) 231-8355. Our website address is www.skinnutrition.com ..

Set forth below is a discussion of the financial condition and results of operations of the Company for the nine months ended September 30, 2008 and 2007.  The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

Results of Operations

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007.

Revenues were $184,125 and $ 473,796 for the three and nine months ended September 30, 2008, respectively, compared to $0 and $0 for the three and nine months ended September 30, 2007, respectively.   This increase is primarily attributable to the Company’s increase in distribution and product awareness by consumers.

Costs of revenues were $96,702 and $ 169,666 for the three and nine months ended September 30, 2008, respectively, compared to $0 and $0 for the three and nine months ended September 30, 2007, respectively.   This increase was attributable to the manufacturing of product due to the increase in sales and build up of inventory..

Operating Expenses were $68,963 and $ 265,627 for the three and nine months ended September 30, 2008, respectively, compared to $0 and $0 for the three and nine months ended September 30, 2007, respectively.   Operating expenses generally consist of professional fees, marketing and advertising expenses, office expenses and other general and administrative costs.

Net Income   was $18,460 and $38,503 for the three and nine months ended September 30, 2008, respectively, compared to $0 and $0 for the three and nine months ended September 30, 2007, respectively. The net income in 2008 is attributable to the Company commencing sales and maintaining their profit margins.

Liquidity and Capital Resources

The Company had a net working capital of $38,503 as of September 30, 2008 as compared to $0 in the prior year.   This increase was attributable to the net income generated during the past nine months..

Other components of the Company’s working capital and changes therein are discussed as follows:

Cash Equivalents.   As of September 30, 2008 cash and cash equivalents were $16,353.  The Company opened up a bank account in July 2008.

Cash Flows from Operating Activities.   Net cash used by operating activities was $38,503 and $0 for the nine months ended September 30, 2008 and 2007, respectively. Since the Company’s banking was performed by a related company, the net change in accounts receivable from sales were reflected against amounts owed to this related company.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the nine months ended September 30, 2008.  Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the 2008 Quarter ended September 30, 2008.  Based on that evaluation, our management concluded that no change occurred in the Company's internal controls over financial reporting during the 2008 Quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 1A.   Risk Factors.

Not Applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In July 2007, the Company conducted a private placement of up to a maximum of $2,000,000 of common stock to accredited U.S. investors and non-U.S. investors whereby it sold an aggregate of 27,668 shares of Common Stock for a purchase price of $0.60 per share for an aggregate purchase price of $16,600.  The shares sold were exempt from registration pursuant to Rule 506 promulgated under Section 4(2) of the Securities Act of 1933, in the case of U.S. persons, and pursuant to Rule 903 of Regulation S promulgated under Regulation S of the Securities Act of 1933, in the case of non-U.S. persons.

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

SKIN NUTRITION INTERNATIONAL, INC.

Date: November 19, 2008	By:	/s/ Richard Purvis
Richard Purvis
Chief Executive Officer and Chief Financial Officer